Form 10-Q
period 1996-03-31
PDC 1993-E LIMITED PARTNERSHIP
filed 1996-05-15
CIK 921111

CONFORMED COPY





                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



           [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities and Exchange Act of 1934
                      For the period ended March 31, 1996

                                      or

           [ ] Transition Report Pursuant to Section 13 of 15(d) of
                   the Securities and Exchange Act of  1934
               For the transition period from         to




                       Commission file number 033-50192

               I.R.S. Employer Identification Number 55-0728949

                        PDC 1993-E LIMITED PARTNERSHIP

                     (A West Virginia Limited Partnership)
                             103 East Main Street
                             Bridgeport, WV 26330
                           Telephone: (304) 842-6256

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes     XX       No

                        PDC 1993-E LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)


                                     INDEX



PART I - FINANCIAL INFORMATION                                    Page No.

  Item 1.  Financial Statements

           Balance Sheets March 31, 1996 and December 31, 1995         1

           Statements of Operations -
            Three Months Ended March 31, 1996 and 1995                 2

           Statement of Partners' Equity -
            Three Months Ended March 31, 1996                          3

           Statements of Cash Flows -
            Three Months Ended March 31, 1996 and 1995                 4

           Notes to Financial Statements                               5

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         6

PART II    OTHER INFORMATION

  Item 1.  Legal Proceedings                                           7

  Item 6.  Exhibits and Reports on Form 8-K                            7

                        PDC 1993-E LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                                Balance Sheets

                     March 31, 1996 and December 31, 1995

           Assets                                    1996            1995
                                                (unaudited)

Current assets:
  Cash                                           $    1,463           1,713
  Accounts receivable - oil and gas revenues        177,690         139,624
           Total current assets                     179,153         141,337

Oil and gas properties,
  successful efforts method
           Oil and gas properties                 7,115,383       7,115,383
           Less accumulated depreciation,
            depletion, and amortization             835,215         726,308
                                                  6,280,168       6,389,075

Other assets (net of amortization of
   $15,161 and $13,537)                              17,317          18,941

                                                 $6,476,638       6,549,353

  Current Liabilities and Partners' Equity

Current liabilities:
  Accrued expenses                               $   14,228          25,516
           Total current liabilities                 14,228          25,516

Partners' equity                                  6,462,410       6,523,837


                                                 $6,476,638       6,549,353


See accompanying notes to financial statements.

                        PDC 1993-E LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                           Statements of Operations

                    Three Months Ended March 31, 1996 and 1995
                                  (Unaudited)

                                                     1996            1995

Revenues:
  Sales of oil and gas                             $210,484        164,508
  Transportation revenue                              2,252          1,925
  Interest income                                       611            728
                                                    213,347        167,161

Expenses:
  Lifting cost                                       59,801         77,247
  Direct administrative cost                           -                12
  Depreciation, depletion and amortization          110,531        105,614

                                                    170,332        182,873

           Net income (loss)                       $ 43,015        (15,712)


           Net income (loss) per limited and
             additional general partner unit       $     75            (58)

See accompanying notes to financial statements.

                        PDC 1993-E LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                         Statement of Partners' Equity

                       Three months ended March 31, 1996
                                  (Unaudited)



                                Limited and
                                additional       Managing
                                general partners general partner   Total

Balance, December 31, 1995         $5,876,136       $  647,701    6,523,837
Net income                             27,623           15,392       43,015
Distribution to partners              (88,003)         (16,439)    (104,442)

      Balance, March 31, 1996      $5,815,756       $  646,654   $6,462,410

See accompanying notes to financial statements.

                        PDC 1993-E LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                           Statements of Cash Flows

                  Three months ended March 31, 1996 and 1995
                                  (Unaudited)

                                                      1996           1995

Cash flows from operating activities:
  Net income (loss)                              $  43,015         (15,712)
  Adjustments to reconcile net income (loss)
    to net cash provided from
    operating activities:
      Depreciation, depletion,
       and amortization                            110,531         105,614
      Changes in operating assets
       and liabilities:
      (Increase) decrease in accounts receivable
           - oil and gas revenues                  (38,066)         37,754
      Decrease in accrued expenses                 (11,288)           (250)
          Net cash provided from
             operating activities                  104,192         127,406

Cash flows from financing activities:
  Distributions to partners                       (104,442)       (126,868)
           Net cash used
           by financing activities                (104,442)       (126,868)

Net (decrease) increase in cash                       (250)            538
Cash at beginning of period                          1,713           2,042
Cash at end of period                            $   1,463           2,580

See accompanying notes to financial statements.

                        PDC 1993-E LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                        Notes to Financial Statements
                                  (Unaudited)



1.  Accounting Policies

    Reference is hereby made to the Partnership's Annual Report on Form 10-K for 1995, which contains a summary of major accounting policies followed by the Partnership in the preparation of its financial statements. These policies were also followed in preparing the quarterly report included herein.

2.  Basis of Presentation

    The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

3.  Oil and Gas Properties

    Oil and Gas Properties are reported on the successful efforts method.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Liquidity and Capital Resources

         The Partnership was funded on December 31, 1993 with initial Limited and Additional General Partner contributions of $7,408,795 and the Managing General Partner contributed $720,299. Offering, organization and legal costs of $926,100 were incurred leaving available capital of $7,202,994 for Partnership activities.

         The Partnership began exploration and development activities subsequent to the funding of the Partnership and completed well drilling activities by March 31, 1995. Thirty-six wells have been drilled, of which thirty-four have been completed as producing wells.

         Operations will be conducted with available funds and revenues generated from oil and gas activities. No bank borrowings are anticipated.


         The Partnership had net working capital at March 31, 1996 of $164,925.

         The Partnership's revenues from oil and gas will be affected by changes in prices. As a result of changes in federal regulations, gas prices are highly dependent on the balance between supply and demand. The Partnership's gas sales prices are subject to increase and decrease based on various market sensitive indices. Price levels of natural gas are currently high, and while they are not predictable in the coming year it appears that on average, they will be higher in 1996 than in 1995.

    Results of Operations

         Natural gas sales increased approximately 28% during the first quarter of 1996 compared to 1995 due to the increase in the sales price of natural gas as referred to above. While the Partnership experienced a modest net income, depreciation, depletion and amortization is a non-cash expense and therefore the Partnership distributed $104,442 to the partners during the first quarter of 1996.

                                                               CONFORMED COPY

                         PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) None.

         (b) No reports on Form 8-K have been filed during the quarter ended March 31, 1996.



                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              PDC 1993-E Limited Partnership
                                                      (Registrant)

                                              By its Managing General Partner
                                              Petroleum Development Corporation




Date:  May 13, 1996                             /s/ Steven R. Williams
                                                    Steven R. Williams
                                                       President


Date:  May 13, 1996                             /s/ Dale G. Rettinger
                                                    Dale G. Rettinger
                                                 Executive Vice President
                                                     and Treasurer