Form 10-Q
period 1996-06-30
PDC 1993-E LIMITED PARTNERSHIP
filed 1996-08-08
CIK 921111

CONFORMED COPY





                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



           [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities and Exchange Act of 1934
                      For the period ended June 30, 1996

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


                                     INDEX



PART I - FINANCIAL INFORMATION                                    Page No.

  Item 1.  Financial Statements

           Balance Sheets June 30, 1996 and December 31, 1995          1

           Statements of Operations - Three Months and
            Six Months Ended June 30, 1996 and 1995                    2

           Statement of Partners' Equity -
            Six Months Ended June 30, 1996                             3

           Statements of Cash Flows -
            Six Months Ended June 31, 1996 and 1995                    4

           Notes to Financial Statements                               5

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         6

PART II    OTHER INFORMATION

  Item 1.  Legal Proceedings                                           7

  Item 6.  Exhibits and Reports on Form 8-K                            7

                        PDC 1993-E LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                                Balance Sheets

                      June 30, 1996 and December 31, 1995

           Assets                                    1996            1995
                                                (unaudited)

Current assets:
  Cash                                           $       95           1,713
  Accounts receivable - oil and gas revenues        148,595         139,624
           Total current assets                     148,690         141,337

Oil and gas properties,
  successful efforts method
           Oil and gas properties                 7,115,383       7,115,383
           Less accumulated depreciation,
            depletion, and amortization             930,539         726,308
                                                  6,184,844       6,389,075

Other assets (net of amortization of
   $16,785 and $13,537)                              15,693          18,941

                                                 $6,349,227       6,549,353

  Current Liabilities and Partners' Equity

Current liabilities:
  Accrued expenses                               $   10,281          25,516
           Total current liabilities                 10,281          25,516

Partners' equity                                  6,338,946       6,523,837


                                                 $6,349,227       6,549,353


See accompanying notes to financial statements.

                            PDC 1993-E LIMITED PARTNERSHIP
                         (A West Virginia Limited Partnership)

                               Statements of Operations

               Three Months and Six Months ended June 30, 1996 and 1995
                                      (Unaudited)

                                             Three Months Ended        Six Months Ended
                                                  June 30,                 June 30,
                                            1996         1995          1996         1995


Revenues:
  Sales of oil and gas                    $214,901    $178,267      $425,385     $342,775
  Transportation revenue                     1,925       2,771         4,177        4,696
  Interest income                              672         867         1,283        1,595
                                           217,498     181,905       430,845      349,066

Expenses:
  Lifting costs                             60,144      59,252       119,945      136,499
  Direct administrative cost                    90          52            90           64
  Depreciation, depletion and
   amortization                             96,948      98,143       207,479      203,757
                                           157,182     157,447       327,514      340,320

     Net income                           $ 60,316    $ 24,458      $103,331     $  8,746

     Net income (loss) per limited and
      additional general partner unit     $    116    $     34      $    191     $    (25)

See accompanying notes to financial statements.

                              PDC 1993-E LIMITED PARTNERSHIP
                           (A West Virginia Limited Partnership)

                               Statement of Partners' Equity

                              Six months ended June 30, 1996
                                        (Unaudited)



                                    Limited and
                                    additional       Managing
                                    general partners general partner       Total

Balance, December 31, 1995             $5,876,136       $  647,701      6,523,837
Net income                                 70,552           32,779        103,331
Distribution to partners                 (244,887)         (43,335)      (288,222)

          Balance, June 30, 1996       $5,701,801       $  637,145     $6,338,946

See accompanying notes to financial statements.

                              PDC 1993-E LIMITED PARTNERSHIP
                           (A West Virginia Limited Partnership)

                                 Statements of Cash Flows

                          Six months ended June 30, 1996 and 1995
                                        (Unaudited)

                                                          1996           1995

Cash flows from operating activities:
      Net income                                     $ 103,331           8,746
      Adjustments to reconcile net income
        to net cash provided from
        operating activities:
          Depreciation, depletion,
           and amortization                            207,479         203,757
          Changes in operating assets
           and liabilities:
          (Increase) decrease in accounts receivable
               - oil and gas revenues                   (8,971)         29,110
          Decrease in accrued expenses                 (15,235)         (7,400)
              Net cash provided from
                 operating activities                  286,604         234,213

Cash flows from financing activities:
      Distributions to partners                       (288,222)       (236,087)
               Net cash used
               by financing activities                (288,222)       (236,087)

Net decrease in cash                                    (1,618)         (1,874)
Cash at beginning of period                              1,713           2,042
Cash at end of period                                $      95             168

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

2.      Basis of Presentation

        The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

             The Partnership began exploration and development activities subsequent to the funding of the Partnership and completed well drilling activities by March 31, 1994. Thirty-six wells have been drilled, of which thirty-four have been completed as producing wells.

             Operations will be conducted with available funds and revenues generated from oil and gas activities. No bank borrowings are anticipated.

             The Partnership had net working capital at June 30, 1996 of $138,409.

             The Partnership's revenues from oil and gas will be affected by changes in prices. As a result of changes in federal regulations, gas prices are highly dependent on the balance between supply and demand. The Partnership's gas sales prices are subject to increase and decrease based on various market sensitive indices. Price levels of natural gas are currently above usual seasonal averages, and while they are not predictable it appears that on average, they will be higher in 1996 than in 1995.

        Results of Operations

        Three Months Ended June 30, 1996 Compared with 1995

             Natural gas sales increased approximately 21% during the second quarter of 1996 compared with the same period in 1995 due to significantly higher sales prices of natural gas offset in part by lower sales volumes. The increase in net income of $35,858 was a direct result of the increased gas sales.

        Six Months Ended June 30, 1996 Compared with 1995

             Natural gas sales increased approximately 24% during the first six months of 1996 compared with the same period in 1995 due to significantly higher sales prices offset in part by lower sales volumes. This incremental increase in gas sales was the direct reason for the $94,585 increase in net income from 1995 to 1996.

                                                              CONFORMED COPY

                               PART II - OTHER INFORMATION


Item 1. Legal Proceedings

             None.

Item 6.  Exhibits and Reports on Form 8-K

             (a) None.

             (b) No reports on Form 8-K have been filed during the quarter ended
                 June 30, 1996.



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


                                               PDC 1993-E Limited Partnership
                                                          (Registrant)

                                               By its Managing General Partner
                                               Petroleum Development Corporation




Date:  August 6, 1996                               /s/ Steven R. Williams
                                                        Steven R. Williams
                                                           President


Date:  August 6, 1996                               /s/ Dale G. Rettinger
                                                        Dale G. Rettinger
                                                     Executive Vice President
                                                         and Treasurer