Form 10-Q
period 1996-09-30
PDC 1993-E LIMITED PARTNERSHIP
filed 1996-11-14
CIK 921111

CONFORMED COPY










                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
                    For the period ended September 30, 1996

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


                                     INDEX



PART I - FINANCIAL INFORMATION                                    Page No.

  Item 1.  Financial Statements

           Balance Sheets September 30, 1996 and December 31, 1995     1

           Statements of Operations - Three Months and
            Nine Months Ended September 30, 1996 and 1995              2

           Statement of Partners' Equity -
            Nine Months Ended September 30, 1996                       3

           Statements of Cash Flows -
            Nine Months Ended September 30, 1996 and 1995              4

           Notes to Financial Statements                               5

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         6

PART II    OTHER INFORMATION

  Item 1.  Legal Proceedings                                           7

  Item 6.  Exhibits and Reports on Form 8-K                            7

                        PDC 1993-E LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                                Balance Sheets

                   September 30, 1996 and December 31, 1995

           Assets                                    1996            1995
                                                (unaudited)

Current assets:
  Cash                                          $       428     $     1,713
  Accounts receivable - oil and gas revenues         93,213         139,624
           Total current assets                      93,641         141,337

Oil and gas properties,
  successful efforts method
  Oil and gas properties                          7,115,383       7,115,383
  Less accumulated depreciation,
   depletion, and amortization                    1,020,390         726,308
                                                  6,094,993       6,389,075

Other assets (net of amortization of
   $18,409 and $13,537)                              14,069          18,941

                                                 $6,202,703      $6,549,353

  Current Liabilities and Partners' Equity

Current liabilities:
  Accrued expenses                               $    6,122      $   25,516
           Total current liabilities                  6,122          25,516

Partners' equity                                  6,196,581       6,523,837


                                                 $6,202,703      $6,549,353


See accompanying notes to financial statements.

                            PDC 1993-E LIMITED PARTNERSHIP
                         (A West Virginia Limited Partnership)

                               Statements of Operations

            Three Months and Nine Months ended September 30, 1996 and 1995
                                      (Unaudited)

                                             Three Months Ended       Nine Months Ended
                                              September 30,              September 30,
                                            1996         1995          1996         1995


Revenues:
  Sales of oil and gas                    $181,132    $146,559      $606,517     $489,334
  Transportation revenue                     5,900      (2,193)       10,077        2,503
  Interest income                              360       1,428         1,643        3,023
                                           187,392     145,794       618,237      494,860

Expenses:
  Lifting costs                             68,019      56,747       187,964      193,246
  Direct administrative cost                    28          89           118          153
  Depreciation, depletion and
   amortization                             91,475      93,188       298,954      296,945
                                           159,522     150,024       487,036      490,344

     Net income (loss)                    $ 27,870    $ (4,230)     $131,201     $  4,516

     Net income (loss) per limited and
      additional general partner unit     $     45    $    (29)     $    236     $    (54)

See accompanying notes to financial statements.

                              PDC 1993-E LIMITED PARTNERSHIP
                           (A West Virginia Limited Partnership)

                               Statement of Partners' Equity

                           Nine Months ended September 30, 1996
                                        (Unaudited)



                                    Limited and
                                    additional       Managing
                                    general partners general partner       Total

Balance, December 31, 1995             $5,876,136       $  647,701     $6,523,837
Net income                                 86,982           44,219        131,201
Distribution to partners                 (388,909)         (69,548)      (458,457)

          Balance, September 30, 1996  $5,574,209       $  622,372     $6,196,581

See accompanying notes to financial statements.

                              PDC 1993-E LIMITED PARTNERSHIP
                           (A West Virginia Limited Partnership)

                                 Statements of Cash Flows

                       Nine Months ended September 30, 1996 and 1995
                                        (Unaudited)

                                                                1996        1995

Cash flows from operating activities:
          Net income                                         $131,201   $   4,516
          Adjustments to reconcile net income to net cash
            provided by operating activities:
              Depreciation, depletion, and amortization       298,954     296,945
              Changes in operating assets and liabilities:
              Decrease in accounts receivable -
                 oil and gas revenues                          46,411      54,581
              Decrease in accrued expenses                    (19,394)    (15,457)
                 Net cash provided from
                  operating activities                        457,172     340,585

Cash flows from financing activities:
          Distributions to partners                          (458,457)   (341,068)
                 Net cash used by
                  financing activities                       (458,457)   (341,068)

Net decrease in cash                                           (1,285)       (483)
Cash at beginning of period                                     1,713       2,042
Cash at end of period                                       $     428   $   1,559

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

2.  Basis of Presentation

    The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

         The Partnership had net working capital at September 30, 1996 of $87,519.

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

    Results of Operations

    Three Months Ended September 30, 1996 Compared with 1995

         Natural gas sales increased approximately 24% during the third quarter of 1996 compared with the same period in 1995 due to significantly higher sales prices of natural gas offset in part by lower sales volumes. The increase in net income of $32,100 was a direct result of the increased gas sales.

    Nine Months Ended September 30, 1996 Compared with 1995

         Natural gas sales increased approximately 24% during the first nine months of 1996 compared to the same period in 1995 due to significantly higher sales prices of natural gas offset in part by lower sales volumes. This incremental increase in gas sales was the direct reason for the $126,685 increase in net income from 1995 to 1996.

                                                               CONFORMED COPY

                         PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) None.

         (b) No reports on Form 8-K have been filed during the quarter ended September 30, 1996.



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


                                              PDC 1993-E Limited Partnership
                                                      (Registrant)

                                              By its Managing General Partner
                                              Petroleum Development Corporation




Date:  November 11, 1996                        /s/ Steven R. Williams
                                                    Steven R. Williams
                                                       President


Date:  November 11, 1996                        /s/ Dale G. Rettinger
                                                          Dale G. Rettinger
                                                 Executive Vice President
                                                     and Treasurer