Form 10-Q
period 1997-03-31
PDC 1993-E LIMITED PARTNERSHIP
filed 1997-05-14
CIK 921111

CONFORMED COPY





                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



           [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities and Exchange Act of 1934
                      For the period ended March 31, 1997

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


                                     INDEX



PART I - FINANCIAL INFORMATION                                    Page No.

  Item 1.  Financial Statements

           Balance Sheets March 31, 1997 and December 31, 1996         1

           Statements of Operations -
            Three Months Ended March 31, 1997 and 1996                 2

           Statement of Partners' Equity -
            Three Months Ended March 31, 1997                          3

           Statements of Cash Flows -
            Three Months Ended March 31, 1997 and 1996                 4

           Notes to Financial Statements                               5

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         6

PART II    OTHER INFORMATION

  Item 1.  Legal Proceedings                                           7

  Item 6.  Exhibits and Reports on Form 8-K                            7

                        PDC 1993-E LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                                Balance Sheets

                     March 31, 1997 and December 31, 1996

           Assets                                    1997            1996
                                                (unaudited)

Current assets:
  Cash                                           $    1,518             728
  Accounts receivable - oil and gas revenues        133,771         140,097
           Total current assets                     135,289         140,825

Oil and gas properties,
  successful efforts method
           Oil and gas properties                 7,115,383       7,115,383
           Less accumulated depreciation,
            depletion, and amortization           1,190,184       1,098,679
                                                  5,925,199       6,016,704

Other assets (net of amortization of
   $21,657 and $20,033)                              10,821          12,445

                                                 $6,071,309       6,169,974

  Current Liabilities and Partners' Equity

Current liabilities:
  Accrued expenses                               $   26,067          30,227
           Total current liabilities                 26,067          30,227

Partners' equity                                  6,045,242       6,139,747


                                                 $6,071,309       6,169,974


See accompanying notes to financial statements.

                        PDC 1993-E LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                           Statements of Operations

                   Three Months Ended March 31, 1997 and 1996
                                  (Unaudited)

                                                     1997            1996

Revenues:
  Sales of oil and gas                             $197,019         210,484
  Transportation revenue                              1,381           2,252
  Interest income                                       802             611
                                                    199,202         213,347

Expenses:
  Lifting cost                                       25,342          59,801
  Direct administrative cost                             12            -
  Depreciation, depletion and amortization           93,129         110,531

                                                    118,483         170,332

           Net income                              $ 80,719          43,015


           Net income per limited and
             additional general partner unit       $    180              75

See accompanying notes to financial statements.

                        PDC 1993-E LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                         Statement of Partners' Equity

                       Three months ended March 31, 1997
                                  (Unaudited)



                                Limited and
                                additional       Managing
                                general partners general partner   Total

Balance, December 31, 1996         $5,530,151       $  609,596    6,139,747
Net income                             66,152           14,567       80,719
Distribution to partners             (151,302)         (23,922)    (175,224)

      Balance, March 31, 1997      $5,445,001       $  600,241   $6,045,242

See accompanying notes to financial statements.

                        PDC 1993-E LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                           Statements of Cash Flows

                  Three months ended March 31, 1997 and 1996
                                  (Unaudited)

                                                      1997           1996

Cash flows from operating activities:
  Net income                                     $  80,719          43,015
  Adjustments to reconcile net income
    to net cash provided from
    operating activities:
      Depreciation, depletion,
       and amortization                             93,129         110,531
      Changes in operating assets
       and liabilities:
      Decrease (increase) in accounts receivable
           - oil and gas revenues                    6,326         (38,066)
      Decrease in accrued expenses                  (4,160)        (11,288)
          Net cash provided from
             operating activities                  176,014         104,192

Cash flows from financing activities:
  Distributions to partners                       (175,224)       (104,442)
           Net cash used
           by financing activities                (175,224)       (104,442)

Net increase (decrease) in cash                        790            (250)
Cash at beginning of period                            728           1,713
Cash at end of period                            $   1,518           1,463

See accompanying notes to financial statements.

                        PDC 1993-E LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                        Notes to Financial Statements
                                  (Unaudited)



1.  Accounting Policies

    Reference is hereby made to the Partnership's Annual Report on Form 10-K for 1996, which contains a summary of major accounting policies followed by the Partnership in the preparation of its financial statements. These policies were also followed in preparing the quarterly report included herein.

2.  Basis of Presentation

    The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

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


         The Partnership had net working capital at March 31, 1997 of $109,222.

         The Partnership's revenues from oil and gas will be affected by changes in prices. As a result of changes in federal regulations, gas prices are highly dependent on the balance between supply and demand. The Partnership's gas sales prices are subject to increase and decrease based on various market sensitive indices.

    Results of Operations

         Natural gas sales decreased 6.4% during the first quarter of 1997 compared to 1996 as a result of lower volumes of natural gas sold offset in part by higher average gas sales prices. While the Partnership experienced a modest net income, depreciation, depletion and amortization is a non-cash expense and therefore the Partnership distributed $175,224 to the partners during the first quarter of 1997.

                                                               CONFORMED COPY

                         PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) None.

         (b) No reports on Form 8-K have been filed during the quarter ended March 31, 1997.



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


                                              PDC 1993-E Limited Partnership
                                                      (Registrant)

                                              By its Managing General Partner
                                              Petroleum Development Corporation




Date:  May 14, 1997                             /s/ Steven R. Williams
                                                    Steven R. Williams
                                                       President


Date:  May 14, 1997                             /s/ Dale G. Rettinger
                                                    Dale G. Rettinger
                                                 Executive Vice President
                                                     and Treasurer