Form 10-Q
period 1997-06-30
PDC 1993-E LIMITED PARTNERSHIP
filed 1997-07-25
CIK 921111

CONFORMED COPY





                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



           [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities and Exchange Act of 1934
                      For the period ended June 30, 1997

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


                                     INDEX



PART I - FINANCIAL INFORMATION                                    Page No.

  Item 1.  Financial Statements

           Balance Sheets June 30, 1997 and December 31, 1996          1

           Statements of Operations - Three Months and
            Six Months Ended June 30, 1997 and 1996                    2

           Statement of Partners' Equity -
            Six Months Ended June 30, 1997                             3

           Statements of Cash Flows -
            Six Months Ended June 30, 1997 and 1996                    4

           Notes to Financial Statements                               5

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         6

PART II    OTHER INFORMATION

  Item 1.  Legal Proceedings                                           7

  Item 6.  Exhibits and Reports on Form 8-K                            7

                        PDC 1993-E LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                                Balance Sheets

                      June 30, 1997 and December 31, 1996

           Assets                                    1997            1996
                                                (unaudited)

Current assets:
  Cash                                           $      605             728
  Accounts receivable - oil and gas revenues        101,854         140,097
           Total current assets                     102,459         140,825

Oil and gas properties,
  successful efforts method
           Oil and gas properties                 7,115,383       7,115,383
           Less accumulated depreciation,
            depletion, and amortization           1,289,131       1,098,679
                                                  5,826,252       6,016,704

Other assets (net of amortization of
   $23,281 and $20,033)                               9,197          12,445

                                                 $5,937,908       6,169,974

  Current Liabilities and Partners' Equity

Current liabilities:
  Accrued expenses                               $   21,166          30,227
           Total current liabilities                 21,166          30,227

Partners' equity                                  5,916,742       6,139,747


                                                 $5,937,908       6,169,974


See accompanying notes to financial statements.

                            PDC 1993-E LIMITED PARTNERSHIP
                         (A West Virginia Limited Partnership)

                               Statements of Operations

               Three Months and Six Months ended June 30, 1997 and 1996
                                      (Unaudited)

                                             Three Months Ended        Six Months Ended
                                                  June 30,                 June 30,
                                            1997         1996          1997         1996


Revenues:
  Sales of oil and gas                     $186,274    $214,901      $383,293    $425,385
  Transportation revenue                      1,702       1,925         3,083       4,177
  Interest income                               496         672         1,298       1,283
                                            188,472     217,498       387,674     430,845

Expenses:
  Lifting costs                              53,228      60,144        78,570     119,945
  Direct administrative cost                  1,409          90         1,421          90
  Depreciation, depletion and
   amortization                             100,571      96,948       193,700     207,479
                                            155,208     157,182       273,691     327,514

     Net income                            $ 33,263    $ 60,316      $113,982    $103,331

     Net income per limited and
      additional general partner unit       $    63    $    116       $   243    $    191

See accompanying notes to financial statements.

                              PDC 1993-E LIMITED PARTNERSHIP
                           (A West Virginia Limited Partnership)

                               Statement of Partners' Equity

                              Six months ended June 30, 1997
                                        (Unaudited)



                                    Limited and
                                    additional       Managing
                                    general partners general partner       Total

Balance, December 31, 1996             $5,530,151       $  609,596      6,139,747
Net income                                 89,243           24,739        113,982
Distribution to partners                 (288,997)         (47,990)      (336,987)

          Balance, June 30, 1997       $5,330,397       $  586,345     $5,916,742

See accompanying notes to financial statements.

                              PDC 1993-E LIMITED PARTNERSHIP
                           (A West Virginia Limited Partnership)

                                 Statements of Cash Flows

                          Six months ended June 30, 1997 and 1996
                                        (Unaudited)

                                                          1997           1996

Cash flows from operating activities:
      Net income                                     $ 113,982         103,331
      Adjustments to reconcile net income
        to net cash provided from
        operating activities:
          Depreciation, depletion,
           and amortization                            193,700         207,479
          Changes in operating assets
           and liabilities:
          Decrease (increase) in accounts receivable
               - oil and gas revenues                   38,243          (8,971)
          Decrease in accrued expenses                  (9,061)        (15,235)
              Net cash provided from
                 operating activities                  336,864         286,604

Cash flows from financing activities:
      Distributions to partners                       (336,987)       (288,222)
               Net cash used
               by financing activities                (336,987)       (288,222)

Net decrease in cash                                      (123)         (1,618)
Cash at beginning of period                                728           1,713
Cash at end of period                                $     605              95

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

2.      Basis of Presentation

        The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

        The Partnership had net working capital at June 30, 1997 of $81,293.

        The Partnership's revenues from oil and gas will be affected by changes in prices. As a result of changes in federal regulations, gas prices are highly dependent on the balance between supply and demand. The Partnership's gas sales prices are subject to increase and decrease based on various market sensitive indices.

        Results of Operations

        Three Months Ended June 30, 1996 Compared with 1996

        Natural gas sales decreased approximately 13.3% during the second quarter of 1997 compared with the same period in 1996 primarily due to lower sales volumes. While the Partnership experienced a modest net income, depreciation, depletion and amortization is a non-cash expense and therefore the Partnership distributed $161,763 to the partners during the second quarter of 1997.

        Six Months Ended June 30, 1997 Compare with 1996

        Natural gas sales decreased approximately 9.9% during the first six months of 1997 compared with the same period in 1996 primarily due to lower sales volumes. While the Partnership experienced a modest net income, depreciation, depletion and amortization is a non-cash expense and therefore the Partnership distributed $336,987 to the partners during the first six months of 1997.

                                                               CONFORMED COPY

                               PART II - OTHER INFORMATION


Item 1. Legal Proceedings

             None.

Item 6.  Exhibits and Reports on Form 8-K

             (a) None.

             (b) No reports on Form 8-K have been filed during the quarter ended
                 June 30, 1997.



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


                                             PDC 1993-E Limited Partnership
                                                          (Registrant)

                                            By its Managing General Partner
                                            Petroleum Development Corporation




Date:  July 24, 1997                               /s/ Steven R. Williams
                                                        Steven R. Williams
                                                           President


Date:  July 24, 1997                               /s/ Dale G. Rettinger
                                                        Dale G. Rettinger
                                                     Executive Vice President
                                                         and Treasurer