Form 10-Q
period 1997-09-30
PDC 1993-E LIMITED PARTNERSHIP
filed 1997-11-06
CIK 921111

CONFORMED COPY










                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
                    For the period ended September 30, 1997

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


                                     INDEX



PART I - FINANCIAL INFORMATION                                    Page No.

  Item 1.  Financial Statements

           Balance Sheets September 30, 1997 and December 31, 1996     1

           Statements of Operations - Three Months and
            Nine Months Ended September 30, 1997 and 1996              2

           Statement of Partners' Equity -
            Nine Months Ended September 30, 1997                       3

           Statements of Cash Flows -
            Nine Months Ended September 30, 1997 and 1996              4

           Notes to Financial Statements                               5

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         6

PART II    OTHER INFORMATION

  Item 1.  Legal Proceedings                                           7

  Item 6.  Exhibits and Reports on Form 8-K                            7

                        PDC 1993-E LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                                Balance Sheets

                   September 30, 1997 and December 31, 1996

           Assets                                    1997            1996
                                                (unaudited)

Current assets:
  Cash                                            $     896       $     728
  Accounts receivable - oil and gas revenues        110,637         140,097
           Total current assets                     111,533         140,825

Oil and gas properties,
  successful efforts method
           Oil and gas properties                 7,115,383       7,115,383
           Less accumulated depreciation,
            depletion, and amortization           1,382,873       1,098,679
                                                  5,732,510       6,016,704

Other assets (net of amortization of
   $24,905 and $20,033)                               7,573          12,445

                                                 $5,851,616      $6,169,974

  Current Liabilities and Partners' Equity

Current liabilities:
  Accrued expenses                               $   13,812      $   30,227
           Total current liabilities                 13,812          30,227

Partners' equity                                  5,837,804       6,139,747


                                                 $5,851,616      $6,169,974


See accompanying notes to financial statements.

                            PDC 1993-E LIMITED PARTNERSHIP
                         (A West Virginia Limited Partnership)

                               Statements of Operations

            Three Months and Nine Months ended September 30, 1997 and 1996
                                      (Unaudited)

                                             Three Months Ended       Nine Months Ended
                                              September 30,              September 30,
                                            1997         1996          1997         1996


Revenues:
  Sales of oil and gas                     $168,322   $181,132       $551,615    $606,517
  Transportation revenue                      1,239      5,900          4,322      10,077
  Interest income                               340        360          1,638       1,643
                                            169,901    187,392        557,575     618,237

Expenses:
  Lifting costs                              47,876     68,019        126,446     187,964
  Direct administrative cost                     49         28          1,470         118
  Depreciation, depletion and
   amortization                              95,366     91,475        289,066     298,954
                                            143,291    159,522        416,982     487,036

     Net income                            $ 26,610   $ 27,870       $140,593    $131,201

     Net income per limited and
      additional general partner unit      $     47   $     45       $    290    $    236

See accompanying notes to financial statements.

                              PDC 1993-E LIMITED PARTNERSHIP
                           (A West Virginia Limited Partnership)

                               Statement of Partners' Equity

                           Nine Months ended September 30, 1997
                                        (Unaudited)



                                    Limited and
                                    additional       Managing
                                    general partners general partner       Total

Balance, December 31, 1996             $5,530,151       $  609,596     $6,139,747
Net income                                106,715           33,878        140,593
Distribution to partners                 (378,321)         (64,215)      (442,536)

          Balance, September 30, 1997  $5,258,545       $  579,259     $5,837,804

See accompanying notes to financial statements.

                              PDC 1993-E LIMITED PARTNERSHIP
                           (A West Virginia Limited Partnership)

                                 Statements of Cash Flows

                       Nine Months ended September 30, 1997 and 1996
                                        (Unaudited)

                                                                1997        1996

Cash flows from operating activities:
          Net income                                         $140,593    $131,201
          Adjustments to reconcile net income to net cash
            provided by operating activities:
              Depreciation, depletion, and amortization       289,066     298,954
              Changes in operating assets and liabilities:
              Decrease in accounts receivable -
                 oil and gas revenues                          29,460      46,411
              Decrease in accrued expenses                    (16,415)    (19,394)
                 Net cash provided from
                  operating activities                        442,704     457,172

Cash flows from financing activities:
          Distributions to partners                          (442,536)   (458,457)
                 Net cash used by
                  financing activities                       (442,536)   (458,457)

Net increase (decrease) in cash                                   168      (1,285)
Cash at beginning of period                                       728       1,713
Cash at end of period                                       $     896   $     428

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

2.  Basis of Presentation

    The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

         The Partnership had net working capital at September 30, 1997 of $97,721.

         The Partnership's revenues from oil and gas will be affected by changes in prices. As a result of changes in federal regulations, gas prices are highly dependent on the balance between supply and demand. The Partnership's gas sales prices are subject to increase and decrease based on various market sensitive indices.

    Results of Operations

    Three Months Ended September 30, 1997 Compared with 1996

         Natural gas sales decreased approximately 7.1% for the three months ended September 30, 1997 compared with the same period in 1996 due to lower sales volumes of natural gas. Lifting cost declined $20,142 for the three months ended September 30, 1997 compared to the same period in 1996 due to the lower sales volumes on the wells. Although Partnership net income was only $26,610 for the three months ended September 30, 1997, the Partnership distributed cash to the partners of $105,550 during such period.

    Nine Months Ended September 30, 1997 Compared with 1996

         Natural gas sales decreased approximately 9.1% during the first nine months of 1997 compared to the same period in 1996 due to lower sales volumes of natural gas. Lifting cost declined $61,518 during the first nine months of 1997 compared to the same period in 1996 due to the lower sales volumes on the wells. Although Partnership net income was only $140,593 for the nine months ended September 30, 1997, the Partnership distributed cash to the partners of $442,536 during such period.

                                                               CONFORMED COPY

                         PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) None.

         (b) No reports on Form 8-K have been filed during the quarter ended September 30, 1997.



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


                                              PDC 1993-E Limited Partnership
                                                      (Registrant)

                                              By its Managing General Partner
                                              Petroleum Development Corporation




Date:  November 6, 1997                         /s/ Steven R. Williams
                                                    Steven R. Williams
                                                       President


Date:  November 6, 1997                         /s/ Dale G. Rettinger
                                                    Dale G. Rettinger
                                                 Executive Vice President
                                                     and Treasurer