Form 10-K
period 1997-12-31
PDC 1993-E LIMITED PARTNERSHIP
filed 1998-03-26
CIK 921111

CONFORMED COPY


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


  ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF
  THE SECURITIES EXCHANGE ACT OF 1934
  For the fiscal year ended December 31, 1997

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

Employees

      The Partnership has no employees, however, PDC has approximately 75 employees which include a staff of geologists, petroleum engineers, landmen and accounting personnel who administer all of the partnership's operations.

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

ITEM 2.  PROPERTIES.

Drilling Activity.

The following table sets forth the results of drilling activity from December 31, 1993 (date of inception) to March 15, 1998, of the Partnership which was conducted in the continental United States.

                                        Development Wells

                                Gross                    Net

                       Productive   Dry Total   Productive   Dry    Total
Period Ended
 March 15, 1998. . .          34     2   36       33.33     1.99    35.32

      The Partnership has not participated in any exploratory wells. No additional drilling activity is planned.

Productive Wells

      The following table summarizes the Partnership's total gross and net interests in productive wells at March 15, 1998. No additional drilling activity is planned.

                                Productive Gas Wells

Well Name         County            State             Gross             Net
Fischer #2        Barbour            WV                 1              .995
Cook #1           Taylor             WV                 1              .995
Duckworth #2      Barbour            WV                 1              .995
Coaltrain #9      Taylor             WV                 1              .995
Shriver #1, S.    Taylor             WV                 1              .995
Marsh #3          Taylor             WV                 1              .995
Underwood #1      Doddridge          WV                 1              .995
Shriver #1, J.    Taylor             WV                 1              .995
Underwood #2      Doddridge          WV                 1              .995
Skyhawk Dev. #1   Harrison           WV                 1              .995
USA #34           Lewis              WV                 1              .970
Wilson #2         Doddridge          WV                 1              .995
Gobel #2          Taylor             WV                 1              .995
Pond Fork #117    Boone              WV                 1              .920
Cox Heirs #2      Doddridge          WV                 1              .995
USA #30           Lewis              WV                 1              .970
Dot #1            Harrison           WV                 1              .995
Wilson #1         Doddridge          WV                 1              .995
Pond Fork #114    Boone              WV                 1              .920
Cox Heirs #3      Doddridge          WV                 1              .995
USA #15           Lewis              WV                 1              .970
Rogers #1         Doddridge          WV                 1              .995
Cox Heirs #1      Doddridge          WV                 1              .995
Zinn #1           Barbour            WV                 1              .995
Pond Fork #115    Boone              WV                 1              .920
USA #91           Lewis              WV                 1              .970
Cox Heirs #4      Doddridge          WV                 1              .995
Pond Fork #116    Boone              WV                 1              .920
Dustman #1        Barbour            WV                 1              .995
USA #81           Lewis              WV                 1              .970
Mayle #1, F.      Barbour            WV                 1              .995
Pond Fork #118    Boone              WV                 1              .920
Upton #1          Barbour            WV                 1              .995
Cox Heirs #5      Doddridge          WV                 1              .995
                                                       34            33.330

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

      None.

                                       PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND SECURITY HOLDER MATTERS.

      At December 31, 1997, PDC 1993-E Limited Partnership had one Managing General Partner, 5 Limited Partners who fully paid for 5.50 units at $20,000 per unit of limited partnership interests and a total of 527 Additional General Partners who fully paid for 362.44 units at $20,000 per unit of additional general partnership interests. No established public trading market exists for the interests.

      Limited and additional general partnership interests are transferable, however no assignee of an interest in the Partnership can become a substituted partner without the written consent of the transferor and the Managing General Partner.

ITEM 6.  SELECTED FINANCIAL DATA.

      The selected financial data presented below has been derived from audited financial statements of the Partnership appearing elsewhere herein.

                                                         Years ended December 31,
                                                     1997         1996        1995

Oil and Gas Sales . . . . . . . . . . . . . . . . $  739,346      804,950     696,058
Costs and Expenses  . . . . . . . . . . . . . . .    560,120      656,671     759,930
Net income (loss) . . . . . . . . . . . . . . . .    189,011      154,318     (55,703)
Allocation of Net Income (loss):
   Managing General Partner. . . . . . . . . . . . .  45,420       44,687      24,540
   Limited and Additional General Partners . . . . . 143,591      109,631     (80,243)
   Per Limited and Additional General Partner Unit .     390          298        (218)
Total Assets. . . . . . . . . . . . . . . . . . .  5,828,792    6,169,974   6,549,353
Distributions:
   Managing General Partner. . . . . . . . . .        79,770       82,792      73,940
   Limited and Additional General Partners . .       453,896      455,616     357,759

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

      The Partnership began exploration and development activities subsequent to the funding of the Partnership and completed well activities by December 31, 1994. Thirty-six wells have been drilled, of which thirty-four have been completed as producing wells. No additional wells will be drilled.

      The Partnership had net working capital at December 31, 1997 of $101,128.

      Operations are expected to be conducted with available funds and revenues generated from oil and gas activities. No bank borrowings are anticipated.

Results of Operations

1997 Compared with 1996

      Oil and gas sales decreased 8.2% in 1997 compared to 1996 due to lower average sales prices and sales volumes. Cash distributions to the partners decreased from $538,408 in 1996 to $533,666 during 1997 for the reasons outlined above.


1996 Compared with 1995

      Oil and gas sales increased 15.6% in 1996 compared to 1995 due to higher average sales prices offset in part by lower sales volumes. Cash distributions to the partners increased from $431,699 in 1995 to $538,408 during 1996 for the same reason outlined above.

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

Year 2000 Issue

      PDC, who administers all aspects of the Partnership, has assessed the extent of Year 2000 Issues affecting PDC and the Partnership. PDC believes that the new computer system, including operating software currently being installed along with modifications being made by PDC's computer technicians will address the dating system flaw inherent in most operating systems. PDC expects to be fully Year 2000 Compliant by the end of 1998. PDC does not currently expect to charge the Partnership for any portion of PDC's cost to become Year 2000 Compliant.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

      The response to this Item is set forth herein in a separate section of this Report, beginning on Page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         NONE.

                                       Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

      The Partnership has no directors or executive officers. The partnership is managed by Petroleum Development Corporation (the Managing General Partner). Petroleum Development Corporation's common stock is traded in the NASDAQ National Market and Form 10-K for 1997 has been filed with the Securities and Exchange Commission.

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

                                                 1997        1996        1995
Operator's Charges                             $196,428     249,371     250,467
Tax return preparation                            3,600       3,610       3,550
Direct adminstrative cost                         1,366       1,851       1,714

                                        PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

   (a)  (1)  Financial Statements

             See Index to Financial Statements on F-2

             (2)  Financial Statement Schedules

             See Index to Financial Statements on page F-2. All financial statement schedules are omitted because they are not required, inapplicable, or the information is included in the Financial Statements or Notes thereto.

                                                              CONFORMED COPY

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



                                                March 23, 1998

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

    Signature              Title                               Date



/s/ James N. Ryan          Chairman, Chief Executive
James N. Ryan              Officer and Director                March 23, 1998



/s/ Steven R. Williams     President and Director
Steven R. Williams                                             March 23, 1998



/s/ Dale G. Rettinger      Executive Vice President,
Dale G. Rettinger          Treasurer and Director              March 23, 1998
                           (principal financial and
                           accounting officer)



/s/ Roger J. Morgan        Secretary and Director
Roger J. Morgan                                                March 23, 1998

                              PDC 1993-E LIMITED PARTNERSHIP
                              (A West Virginia Limited Partnership)

                              Financial Statements for Annual Report
                              on Form 10-K to Securities and Exchange
                              Commission

                              Years Ended December 31, 1997, 1996 and 1995

                              (With Independent Auditors' Report Thereon)

                            PDC 1993-E LIMITED PARTNERSHIP
                         (A West Virginia Limited Partnership)



                             Index to Financial Statements



Independent Auditors' Report                                            F-3
Balance Sheets - December 31, 1997 and 1996                             F-4
Statements of Operations
 - Years Ended December 31, 1997, 1996 and 1995                         F-5
Statements of Partners' Equity
 - Years Ended December 31, 1997, 1996 and 1995                         F-6
Statements of Cash Flows
 - Years Ended December 31, 1997, 1996 and 1995                         F-7
Notes to Financial Statements                                           F-8




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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PDC 1993-E Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 1997, in conformity with generally accepted accounting principles.




                                                      KPMG Peat Marwick LLP



Pittsburgh, Pennsylvania
March 19, 1998

                            PDC 1993-E LIMITED PARTNERSHIP
                         (A West Virginia Limited Partnership)

                                    Balance Sheets

                              December 31, 1997 and 1996

      Assets                                            1997          1996

Current assets:
    Cash                                            $    1,722          728
    Accounts receivable - oil and gas revenues         133,106      140,097
      Total current assets                             134,828      140,825

Oil and gas properties,
    successful efforts method
    (Notes 3 and 5):
      Oil and gas properties                         7,115,383    7,115,383
      Less accumulated depreciation, depletion,
       and amortization                              1,427,368    1,098,679
                                                     5,688,015    6,016,704

Other assets (net of amortization of
     $26,529 and $20,033)                                5,949       12,445

                                                    $5,828,792    6,169,974

    Current Liabilities and Partners' Equity

Current liabilities:
    Accrued expenses                                $   33,700       30,227
      Total current liabilities                         33,700       30,227

Partners' equity                                     5,795,092    6,139,747


                                                    $5,828,792    6,169,974


See accompanying notes to financial statements.

                            PDC 1993-E LIMITED PARTNERSHIP
                         (A West Virginia Limited Partnership)

                               Statements of Operations

                       Years Ended December 31, 1997, 1996 and 1995

                                              1997         1996       1995

Revenues:
  Sales of oil and gas                      $739,346      804,950   696,058
  Transportation revenue                       7,524        4,047     5,146
  Interest income                              2,261        1,992     3,023
                                             749,131      810,989   704,227

Expenses (note 3):
  Lifting cost                               196,428      249,371   250,467
  Independent audit fee                        7,189        6,795     7,293
  Franchise taxes                             16,352       16,177    22,411
  Tax return preparation                       3,600        3,610     3,550
  Direct administrative cost                   1,366        1,851     1,714
  Independent engineering cost                  -            -        4,549
  Depreciation, depletion and amortization   335,185      378,867   469,946

                                             560,120      656,671   759,930

    Net income (loss)                       $189,011      154,318   (55,703)


    Net income (loss) per limited and
      additional general partner unit       $    390          298      (218)

See accompanying notes to financial statements.

                             PDC 1993-E LIMITED PARTNERSHIP
                         (A West Virginia Limited Partnership)

                            Statements of Partners' Equity

                      Years Ended December 31, 1997, 1996 and 1995

                              Limited
                              and additional    Managing
                              general partners  general partner     Total

Balance, December 31, 1994      6,314,138         697,101       7,011,239
Net income (loss)                 (80,243)         24,540         (55,703)
Distributions to partners        (357,759)        (73,940)       (431,699)

Balance, December 31, 1995      5,876,136         647,701       6,523,837

Net income                        109,631          44,687         154,318
Distributions to partners        (455,616)         (82,792)      (538,408)

Balance, December 31, 1996     $5,530,151         609,596       6,139,747

Net income                        143,591          45,420         189,011
Distributions to partners        (453,896)        (79,770)       (533,666)

Balance, December 31, 1997     $5,219,846         575,246       5,795,092



See accompanying notes to financial statements.

                          PDC 1993-E LIMITED PARTNERSHIP
                       (A West Virginia Limited Partnership)

                             Statements of Cash Flows

                      Years Ended December 31, 1997, 1996 and 1995

                                                 1997         1996          1995
Cash flows from operating activities:
      Net income (loss)                     $  189,011       154,318      (55,703)
      Adjustments to reconcile net
       income (loss) to net cash
       provided from operating activities:
          Depreciation, depletion, and
           amortization                        335,185       378,867      469,946
          Changes in operating assets and
           liabilities:
            Decrease (increase) in
             accounts receivable - oil
             and gas revenues                    6,991          (473)       7,068
            Increase in accrued expenses         3,473         4,711       10,059

            Net cash provided from
             operating activities              534,660       537,423      431,370

Cash flows from financing activities:
      Distributions to partners               (533,666)     (538,408)    (431,699)

            Net cash used by
             financing activities             (533,666)     (538,408)    (431,699)

Net increase (decrease) in cash                    994          (985)        (329)
Cash at beginning of period                        728         1,713        2,042
Cash at end of period                        $   1,722           728        1,713




See accompanying notes to financial statements.

                          PDC 1993-E LIMITED PARTNERSHIP
                       (A West Virginia Limited Partnership)

                           Notes to Financial Statements

                   Years Ended December 31, 1997, 1996 and 1995

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

        Oil and Gas Properties

        The Partnership follows the successful efforts method of accounting for the cost of exploring for and developing oil and gas reserves. Under this method, costs of development wells, including equipment and intangible drilling costs related to both producing wells and developmental dry holes, and successful exploratory wells are capitalized and amortized on an annual basis to operations by the units-of-production method using estimated proved developed reserves determined by the Managing General Partner's petroleum engineers at December 31, 1997 and 1996 and by an independent petroleum engineer, Wright & Company, Inc. at December 31,
          1995. If a determination is made that an exploratory well has not discovered economically producible reserves, then its costs are expensed as dry hole costs.

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

(3)     Transactions with Managing General Partner and Affiliates

          The Partnership's transactions with the Managing General Partner include charges for the following:

                                           Years ended December 31,
                                       1997          1996           1995
        Lifting costs             $196,428       249,371         250,467
        Tax return preparation       3,600         3,610           3,550
        Direct administrative cost   1,366         1,851           1,714


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

[FN]
         (1) Represents operating costs incurred after the completion of productive wells, including monthly per-well charges paid to the Managing General Partner.

         (2) Direct costs were allocated 90% to the Investor Partners and 10% to the Managing General Partner during drilling. After drilling, allocations are made in accordance with the table above. The Managing General Partner receives monthly reimbursement from the Partnership for direct costs incurred by the Managing General Partner on behalf of the Partnership.

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

         (4) The revenues and expenses allocated to the partners are subject to a special provision in the partnership agreement, whereby the allocable share of revenues and expenses of the Investor Partners in each producing well may be increased and the interest of the Managing General Partner in each well may be decreased if such well fails to meet certain production levels. The shifting of the allocable share of revenues and expenses to the Investor Partners in the event that certain prescribed production levels are not attained may also serve to shift an increased amount of cash distributions to the Investor Partners and a decreased amount of cash distributions to the Managing General Partner.


                                                                   (Continued)

                        PDC 1993-E  LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                   Notes to Financial Statements, Continued

         (5) In the event of the sale or other disposition of a productive well, a lease upon which such well is situated, or any equipment related to any such lease or well, the proceeds from such sale or disposition shall be allocated and credited to the partners as oil and gas revenues are allocated. The term "proceeds" above does not include revenues from a royalty, overriding royalty, lease interest reserved, or other promotional consideration received by the Partnership in connection with any sale or disposition, which revenues shall be allocated to the Investor Partners and the Managing General Partner in the same percentages that oil and gas revenues are allocated. No such sales have occurred.

(5)      Costs Relating to Oil and Gas Activities

         The Partnership is engaged solely in oil and gas activities, all of which are located in the continental United States. Information regarding aggregate capitalized costs and results of operations for these activities is located in the basic financial statements. Costs capitalized for these activities are presented below:

                                                    December 31,

                                                 1997         1996

         Lease acquisition costs             $  102,267      102,267
         Intangible development costs         5,022,812    5,022,812
         Well equipment                       1,990,304    1,990,304
                                             $7,115,383    7,115,383

(6)      Income Taxes

         As a result of the differences in the treatment of certain items for income tax purposes as opposed to financial reporting purposes, primarily depreciation, depletion and amortization of oil and gas properties and the recognition of intangible drilling costs as an expense or capital item, the income tax basis of oil and gas properties differs from the basis used for financial reporting
           purposes.   At December 31, 1997 and 1996, the income tax basis of
           the partnership's oil and gas properties was $723,978 and $972,663, respectively.

                        PDC 1993-E  LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                   Notes to Financial Statements, Continued


(7)      Supplemental Reserve Information (Unaudited)

         Proved reserves of the Partnership have been estimated by a the Managing General Partner's petroleum engineers at December 31, 1997 and 1996 and by an independent petroleum engineer, Wright & Company, Inc. at December 31, 1995. These reserves have been prepared in compliance with the Securities and Exchange Commission rules based on year end prices. A copy of the reserve report has been made available to all partners. All of the partnership's reserves are proved developed. An analysis of the change in estimated quantities of proved developed reserves is shown below:
                                                         Natural gas
                                                            (mcf)

        Proved developed reserves as of
         December 31, 1994                                6,589,612

        Revisions of previous estimates                    (910,249)
        Production                                         (355,043)

        Proved developed reserves as of
         December 31, 1995                                5,324,320

        Revisions of previous estimates                    (314,378)
        Production                                         (265,803)

        Proved developed reserves as of
         December 31, 1996                                4,744,139

        Revisions of previous estimates                     486,295
        Production                                         (261,995)

        Proved developed reserves as of
         December 31, 1997                                4,968,439