Form 10-Q
period 1998-03-31
PDC 1993-E LIMITED PARTNERSHIP
filed 1998-05-13
CIK 921111

CONFORMED COPY





                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



           [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities and Exchange Act of 1934
                      For the period ended March 31, 1998

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


                                     INDEX



PART I - FINANCIAL INFORMATION                                    Page No.

  Item 1.  Financial Statements

           Balance Sheets - March 31, 1998 and December 31, 1997       1

           Statements of Operations -
            Three Months Ended March 31, 1998 and 1997                 2

           Statement of Partners' Equity -
            Three Months Ended March 31, 1998                          3

           Statements of Cash Flows -
            Three Months Ended March 31, 1998 and 1997                 4

           Notes to Financial Statements                               5

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         6

PART II    OTHER INFORMATION

  Item 1.  Legal Proceedings                                           7

  Item 6.  Exhibits and Reports on Form 8-K                            7

                        PDC 1993-E LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                                Balance Sheets

                     March 31, 1998 and December 31, 1997

           Assets                                    1998            1997
                                                (unaudited)

Current assets:
  Cash                                            $   2,302           1,722
  Accounts receivable - oil and gas revenues         96,320         133,106
           Total current assets                      98,622         134,828

Oil and gas properties, successful efforts method 7,115,383       7,115,383
           Less accumulated depreciation,
            depletion, and amortization           1,498,691       1,427,368
                                                  5,616,692       5,688,015
Other assets (net of amortization of
 $28,153 and $26,529)                                 4,325           5,949

                                                 $5,719,639       5,828,792

  Current Liabilities and Partners' Equity

Current liabilities:
  Accrued expenses                               $   26,347          33,700
           Total current liabilities                 26,347          33,700

Partners' equity                                  5,693,292       5,795,092
                                                 $5,719,639       5,828,792

See accompanying notes to financial statements.

                        PDC 1993-E LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                           Statements of Operations

                    Three Months Ended March 31, 1998 and 1997
                                  (Unaudited)

                                                     1998            1997

Revenues:
  Sales of oil and gas                             $139,726         197,019
  Transportation revenue                              1,581           1,381
  Interest income                                       647             802
                                                    141,954         199,202

Expenses:
  Lifting cost                                       50,553          25,342
  Direct administrative cost                             66              12
  Depreciation, depletion and amortization           72,947          93,129

                                                    123,566         118,483

           Net income                              $ 18,388          80,719


           Net income per limited and
             additional general partner unit       $     25             180

See accompanying notes to financial statements.

                        PDC 1993-E LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                         Statement of Partners' Equity

                       Three months ended March 31, 1998
                                  (Unaudited)



                                Limited and
                                additional       Managing
                                general partners general partner   Total

Balance, December 31, 1997         $5,219,846          575,246    5,795,092

Net income                              9,097            9,291       18,388
Distributions to partners             (98,555)         (21,633)    (120,188)

      Balance, March 31, 1998      $5,130,388          562,904    5,693,292

See accompanying notes to financial statements.

                        PDC 1993-E LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                           Statements of Cash Flows

                  Three months ended March 31, 1998 and 1997
                                  (Unaudited)

                                                      1998           1997

Cash flows from operating activities:
  Net income                                      $ 18,388          80,719
  Adjustments to reconcile net income
    to net cash provided from
    operating activities:
      Depreciation, depletion,
       and amortization                             72,947          93,129
      Changes in operating assets
       and liabilities:
      Decrease in accounts receivable
           - oil and gas revenues                   36,786           6,326
      Decrease in accrued expenses                  (7,353)         (4,160)
          Net cash provided from
             operating activities                  120,768         176,014

Cash flows from financing activities:
  Distributions to partners                       (120,188)       (175,224)
           Net cash used
           by financing activities                (120,188)       (175,224)

Net increase in cash                                   580             790
Cash at beginning of period                          1,722             728
Cash at end of period                            $   2,302           1,518

See accompanying notes to financial statements.

                        PDC 1993-E LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                        Notes to Financial Statements
                                  (Unaudited)



1.  Accounting Policies

    Reference is hereby made to the Partnership's Annual Report on Form 10-K for 1997, which contains a summary of significant accounting policies followed by the Partnership in the preparation of its financial statements. These policies were also followed in preparing the quarterly report included herein.

2.  Basis of Presentation

    The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

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


         The Partnership had net working capital at March 31, 1998 of $72,275.

         The Partnership's revenues from oil and gas will be affected by changes in prices. As a result of changes in federal regulations, gas prices are highly dependent on the balance between supply and demand. The Partnership's gas sales prices are subject to increase and decrease based on various market sensitive indices.

    Results of Operations

         Natural gas sales decreased 29.7% during the first quarter of 1997 compared to 1996 as a result of lower volumes of natural gas sold and lower average gas sales prices. While the Partnership experienced a modest net income of $18,388, depreciation, depletion and amortization is a non-cash expense and therefore the Partnership distributed $120,188 to the partners during the first quarter of 1998.

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

                         PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) None.

         (b) No reports on Form 8-K have been filed during the quarter ended March 31, 1998.



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


                                              PDC 1993-E Limited Partnership
                                                      (Registrant)

                                              By its Managing General Partner
                                              Petroleum Development Corporation




Date:  May 14, 1998                             /s/ Steven R. Williams
                                                    Steven R. Williams
                                                       President


Date:  May 14, 1998                             /s/ Dale G. Rettinger
                                                    Dale G. Rettinger
                                                 Executive Vice President
                                                     and Treasurer