Form 10-Q
period 1998-06-30
PDC 1993-E LIMITED PARTNERSHIP
filed 1998-08-13
CIK 921111

CONFORMED COPY





                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



           [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities and Exchange Act of 1934
                      For the period ended June 30, 1998

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


                                     INDEX



PART I - FINANCIAL INFORMATION                                    Page No.

  Item 1.  Financial Statements

           Balance Sheets - June 30, 1998 and December 31, 1997        1

           Statements of Operations - Three Months
            and Six Months Ended June 30, 1998 and 1997                2

           Statement of Partners' Equity -
            Six Months Ended June 30, 1998                             3

           Statements of Cash Flows -
            Six Months Ended June 30, 1998 and 1997                    4

           Notes to Financial Statements                               5

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         6

PART II    OTHER INFORMATION

  Item 1.  Legal Proceedings                                           7

  Item 6.  Exhibits and Reports on Form 8-K                            7

                        PDC 1993-E LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                                Balance Sheets

                      June 30, 1998 and December 31, 1997

           Assets                                    1998            1997
                                                (unaudited)

Current assets:
  Cash                                            $     328           1,722
  Accounts receivable - oil and gas revenues        103,352         133,106
           Total current assets                     103,680         134,828

Oil and gas properties, successful
 efforts method                                   7,115,383       7,115,383
           Less accumulated depreciation,
            depletion, and amortization           1,579,624       1,427,368
                                                  5,535,759       5,688,015
Other assets (net of amortization of
 $29,777 and $26,529)                                 2,701           5,949

                                                 $5,642,140       5,828,792

  Current Liabilities and Partners' Equity

Current liabilities:
  Accrued expenses                               $   23,885          33,700
           Total current liabilities                 23,885          33,700

Partners' equity                                  5,618,255       5,795,092
                                                 $5,642,140       5,828,792

See accompanying notes to financial statements.

                            PDC 1993-E LIMITED PARTNERSHIP
                         (A West Virginia Limited Partnership)

                               Statements of Operations

               Three Months and Six Months ended June 30, 1998 and 1997
                                      (Unaudited)


                                             Three Months Ended        Six Months Ended
                                                  June 30,                 June 30,
                                            1998         1997          1998         1997


Revenues:
  Sales of oil and gas                     $171,173    $186,274      $310,899     $383,293
  Transportation revenue                        483       1,702         2,064        3,083
  Interest income                              -            496           647        1,298
                                            171,656     188,472       313,610      387,674

Expenses:
  Lifting costs                              53,768      53,228       104,321       78,570
  Direct administrative cost                     25       1,409            91        1,421
  Depreciation, depletion and
   amortization                              82,557     100,571       155,504      193,700
                                            136,350     155,208       259,916      273,691

     Net income                            $ 35,306    $ 33,264      $ 53,694     $113,983

     Net income per limited and
      additional general partner unit       $    60     $    63       $    85      $   243

See accompanying notes to financial statements.

                              PDC 1993-E LIMITED PARTNERSHIP
                           (A West Virginia Limited Partnership)

                               Statement of Partners' Equity

                              Six months ended June 30, 1998
                                        (Unaudited)



                                    Limited and
                                    additional       Managing
                                    general partners general partner       Total

Balance, December 31, 1997             $5,219,846          575,246      5,795,092

Net income                                 31,297           22,397         53,694
Distributions to partners                (189,037)         (41,494)      (230,531)

          Balance, June 30, 1998       $5,062,106          556,149      5,618,255

See accompanying notes to financial statements.

                              PDC 1993-E LIMITED PARTNERSHIP
                           (A West Virginia Limited Partnership)

                                 Statements of Cash Flows

                          Six months ended June 30, 1998 and 1997
                                        (Unaudited)

                                                          1998           1997

Cash flows from operating activities:
      Net income                                      $ 53,694         113,982
      Adjustments to reconcile net income
        to net cash provided from
        operating activities:
          Depreciation, depletion,
           and amortization                            155,504         193,700
          Changes in operating assets
           and liabilities:
          Decrease in accounts receivable
               - oil and gas revenues                   29,754          38,243
          Decrease in accrued expenses                  (9,815)         (9,061)
              Net cash provided from
                 operating activities                  229,137         336,864

Cash flows from financing activities:
      Distributions to partners                       (230,531)       (336,987)
               Net cash used
               by financing activities                (230,531)       (336,987)

Net decrease in cash                                    (1,394)           (123)
Cash at beginning of period                              1,722             728
Cash at end of period                                $     328             605

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

2.      Basis of Presentation

        The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

             The Partnership had net working capital at June 30, 1998 of $79,795.

             The Partnership's revenues from oil and gas will be affected by changes in prices. As a result of changes in federal regulations, gas prices are highly dependent on the balance between supply and demand. The Partnership's gas sales prices are subject to increase and decrease based on various market sensitive indices.

        Results of Operations

        Three Months Ended June 30, 1998 Compared with 1997

             Natural gas sales decreased approximately 8.1% during the second quarter of 1998 compared with the same period in 1997 primarily due to lower sales volumes. While the Partnership experienced a modest net income, depreciation, depletion and amortization is a non-cash expense and therefore the Partnership distributed $110,343 to the partners during the second quarter of 1998.

        Six Months Ended June 30, 1998 Compared with 1997

             Natural gas sales decreased approximately 18.9% during the first six months of 1998 compared with the same period in 1997 primarily due to lower sales volumes. While the Partnership experienced a modest net income, depreciation, depletion and amortization is a non-cash expense and therefore the Partnership distributed $230,531 to the partners during the first six months of 1998.

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

        New Accounting Standard

             Statement of Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), was issued by the Financial Accounting Standards Board in June, 1998. Statement 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. The Partnership must adopt SFAS No. 133 by January 1, 2000; however, early adoption is permitted. On adoption, the provisions of SFAS No. 133 must be applied prospectively. The Partnership had not determined the impact that SFAS No. 133 will have on its financial statements.

                                                               CONFORMED COPY

                               PART II - OTHER INFORMATION


Item 1. Legal Proceedings

             None.

Item 6.  Exhibits and Reports on Form 8-K

             (a) None.

             (b) No reports on Form 8-K have been filed during the quarter ended
                 June 30, 1998.



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


                                              PDC 1993-E Limited Partnership
                                                          (Registrant)

                                               By its Managing General Partner
                                               Petroleum Development Corporation




Date:  August 12, 1998                              /s/ Steven R. Williams
                                                        Steven R. Williams
                                                           President


Date:  August 12, 1998                              /s/ Dale G. Rettinger
                                                        Dale G. Rettinger
                                                     Executive Vice President
                                                         and Treasurer