Form 10-Q
period 1998-12-31
PDC 1993-E LIMITED PARTNERSHIP
filed 1999-03-24
CIK 921111

CONFORMED COPY


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


- ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF
  THE SECURITIES EXCHANGE ACT OF 1934
  For the fiscal year ended December 31, 1998

  Commission File Number  033-50192

- Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
  Act of 1934 for the transaction period from                 to

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

Employees

    The Partnership has no employees, however, PDC has approximately 81 employees which include a staff of geologists, petroleum engineers, landmen and accounting personnel who administer all of the partnership's operations.

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

ITEM 2.  PROPERTIES.

Drilling Activity.

The following table sets forth the results of drilling activity from December 31, 1993 (date of inception) to March 15, 1999, of the Partnership which was conducted in the continental United States.

                                        Development Wells

                                Gross                    Net

                       Productive   Dry Total   Productive   Dry    Total
Period Ended
 March 15, 1999. . .          34     2   36       33.33     1.99    35.32

    The Partnership has not participated in any exploratory wells. No additional drilling activity is planned.

Productive Wells

    The following table summarizes the Partnership's total gross and net interests in productive wells at March 15, 1999. No additional drilling activity is planned.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

                                  PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND SECURITY HOLDER
MATTERS.

    At December 31, 1998, PDC 1993-E Limited Partnership had one Managing General Partner, 5 Limited Partners who fully paid for 5.50 units at $20,000 per unit of limited partnership interests and a total of 527 Additional General Partners who fully paid for 362.44 units at $20,000 per unit of additional general partnership interests. No established public trading market exists for the interests.

    Limited and additional general partnership interests are transferable, however no assignee of an interest in the Partnership can become a substituted partner without the written consent of the transferor and the Managing General Partner.

ITEM 6.  SELECTED FINANCIAL DATA.

    The selected financial data presented below has been derived from audited financial statements of the Partnership appearing elsewhere herein.

                                                         Years ended December 31,
                                                     1998         1997        1996

Oil and Gas Sales . . . . . . . . . . . . . . . . $  595,925      739,346      804,950
Costs and Expenses  . . . . . . . . . . . . . . .    541,512      560,120      656,671
Net income  . . . . . . . . . . . . . . . . . . .     61,345      189,011      154,318
Allocation of Net Income:
   Managing General Partner. . . . . . . . . . . . .  35,975       45,420       44,687
   Limited and Additional General Partners . . . . .  25,370      143,591      109,631
   Per Limited and Additional General Partner Unit .      69          390          298
Total Assets. . . . . . . . . . . . . . . . . . .  5,477,771    5,828,792    6,169,974
Distributions:
   Managing General Partner. . . . . . . . . .        73,721       79,770       82,792
   Limited and Additional General Partners . .       335,838      453,896      455,616

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


    The Partnership had net working capital at December 31, 1998 of $57,875.

    Operations are expected to be conducted with available funds and revenues generated from oil and gas activities. No bank borrowings are anticipated.

Results of Operations

1998 Compared with 1997

    Oil and gas sales decreased 19.4% in 1998 compared to 1997 due to lower average sales prices and lower sales volumes. Cash distributions to the partners decreased from $533,666 in 1997 to $409,559 during 1998 for the same reason outlined above.

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

Year 2000 Issue

State of Readiness

    The Year 2000 Issue is the risk that computer programs using two-digit data fields will fail to properly recognize the year 2000, with the result being business interruption due to computer system failures by PDC's software or hardware or that of government entities, service providers and vendors. PDC, who administers all aspects of the Partnership, has assessed the extent of the Year 2000 Issues affecting PDC and the Partnership. PDC believes that the new computer system including operating software installed during 1998 along with modifications made by PDC's computer technicians have addressed the dating system flaw inherent in most operating systems. PDC has completed a remediation plan and believes it is currently fully Year 2000 compliant.

    PDC has initiated formal communications with its significant suppliers and service providers to determine the extent to which PDC may be vulnerable to their failure to correct their own Year 2000 issues. It is expected that full identification will be completed by April 30, 1999. To the extent that responses to Year 2000 readiness are unsatisfactory, PDC intends to take appropriate action, including identifying alternative suppliers and service providers who have demonstrated Year 2000 readiness.

Cost of Readiness

    PDC does not currently expect to charge the Partnership for any portion of PDC's cost to become Year 2000 Compliant.



Risks of Year 2000 Issues

    PDC presently believes the Year 2000 Issue will not present a materially adverse risk to PDC's or the Partnership's future results of operations, liquidity, and capital resources. However, if the level of the timely compliance by key suppliers or service providers is not sufficient, the Year 2000 Issue could have a material impact on PDC's or the Partnership's operations including, but not limited to, increased operating costs, loss of customers or suppliers, loss of accounting functions, including well revenue distributions, or other significant disruptions to PDC's or the Partnership's business.

Contingency Plan

    PDC has a contingency plan, and will implement it on any system that remains non-compliant at December 31, 1999, if any.

New Accounting Standards

    Statement of Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), was issued by the Financial Accounting Standards Board in June, 1998. Statement 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. The Partnership must adopt SFAS No. 133 by January 1, 2000; however, early adoption is permitted. On adoption, the provisions of SFAS No. 133 must be applied prospectively. At the present time, the Partnership cannot determine the impact that SFAS No. 133 will have on its financial statements upon adoption, as such impact will be based on the extent of derivative instruments, such as natural gas futures and options contracts, outstanding at the date of adoption.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

    The response to this Item is set forth herein in a separate section of this Report, beginning on Page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       NONE.

                                 Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

    The Partnership has no directors or executive officers. The partnership is managed by Petroleum Development Corporation (the Managing General Partner). Petroleum Development Corporation's common stock is traded in the NASDAQ National Market and Form 10-K for 1998 has been filed with the Securities and Exchange Commission.

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

                                               1998      1997      1996
Operator's Charges                          $212,593    196,428  249,371
Tax return preparation                         3,610      3,600    3,610
Direct administrative cost                     2,183      1,366    1,851

                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

      (a)  (1)  Financial Statements

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



                                              March 24, 1999

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

    Signature            Title                               Date



/s/ James N. Ryan        Chairman, Chief Executive
James N. Ryan            Officer and Director                March 24, 1999



/s/ Steven R. Williams   President and Director
Steven R. Williams                                           March 24, 1999



/s/ Dale G. Rettinger    Executive Vice President,
Dale G. Rettinger        Treasurer and Director              March 24, 1999
                         (principal financial and
                         accounting officer)



/s/ Roger J. Morgan      Secretary and Director
Roger J. Morgan                                              March 24, 1999

                            PDC 1993-E LIMITED PARTNERSHIP
                            (A West Virginia Limited Partnership)

                            Financial Statements for Annual Report
                            on Form 10-K to Securities and Exchange
                            Commission

                            Years Ended December 31, 1998, 1997 and 1996

                            (With Independent Auditors' Report Thereon)

                      PDC 1993-E LIMITED PARTNERSHIP
                   (A West Virginia Limited Partnership)



                       Index to Financial Statements



Independent Auditors' Report                                          F-3
Balance Sheets - December 31, 1998 and 1997                           F-4
Statements of Operations
 - Years Ended December 31, 1998, 1997 and 1996                       F-5
Statements of Partners' Equity
 - Years Ended December 31, 1998, 1997 and 1996                       F-6
Statements of Cash Flows
 - Years Ended December 31, 1998, 1997 and 1996                       F-7
Notes to Financial Statements                                         F-8




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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PDC 1993-E Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 1998, in conformity with generally accepted accounting principles.




                                                                 KPMG LLP



Pittsburgh, Pennsylvania
March 23, 1999

                      PDC 1993-E LIMITED PARTNERSHIP
                   (A West Virginia Limited Partnership)

                              Balance Sheets

                        December 31, 1998 and 1997


    Assets                                          1998          1997

Current assets:
  Cash                                          $    2,210         1,722
  Accounts receivable - oil and gas revenues        86,558       133,106
    Total current assets                            88,768       134,828

Oil and gas properties,
  successful efforts method
    (Notes 3 and 5):
    Oil and gas properties                       7,115,383     7,115,383
    Less accumulated depreciation, depletion,
     and amortization                            1,726,380     1,427,368
                                                 5,389,003     5,688,015

Other assets (net of amortization of
   $32,478 and $26,529)                               -            5,949

                                                $5,477,771     5,828,792

  Current Liabilities and Partners' Equity

Current liabilities:
  Accrued expenses                              $   30,893        33,700
    Total current liabilities                       30,893        33,700

Partners' equity                                 5,446,878     5,795,092


                                                $5,477,771     5,828,792


See accompanying notes to financial statements.

                     PDC 1993-E LIMITED PARTNERSHIP
                   (A West Virginia Limited Partnership)

                         Statements of Operations

                 Years Ended December 31, 1998, 1997 and 1996

                                              1998    1997    1996

Revenues:
  Sales of oil and gas                    $595,925    739,346  804,950
  Transportation revenue                     4,261      7,524    4,047
  Interest income                            2,671      2,261    1,992
                                           602,857    749,131  810,989

Expenses (note 3):
  Lifting cost                             212,593    196,428  249,371
  Independent audit fee                      6,045      7,189    6,795
  Franchise taxes                           12,120     16,352   16,177
  Tax return preparation                     3,610      3,600    3,610
  Direct administrative cost                 2,183      1,366    1,851
  Depreciation, depletion and amortization 304,961    335,185  378,867

                                           541,512    560,120  656,671

    Net income                            $ 61,345    189,011  154,318


    Net income per limited and
      additional general partner unit     $     69          390    298

See accompanying notes to financial statements.

                     PDC 1993-E LIMITED PARTNERSHIP
                   (A West Virginia Limited Partnership)

                      Statements of Partners' Equity

                Years Ended December 31, 1998, 1997 and 1996

                                              Limited
                                              and additional    Managing
                                              general partners  general partner                       Total

Balance, December 31, 1995    5,876,136         647,701       6,523,837

Net income                      109,631          44,687         154,318
Distributions to partners      (455,616)         (82,792)      (538,408)

Balance, December 31, 1996   $5,530,151         609,596       6,139,747

Net income                      143,591          45,420         189,011
Distributions to partners      (453,896)        (79,770)       (533,666)

Balance, December 31, 1997   $5,219,846         575,246       5,795,092

Net income                       25,370          35,975          61,345
Distributions to partners      (335,838))        (73,721)      (409,559)

Balance, December 31, 1998   $4,909,378         537,500       5,446,878

See accompanying notes to financial statements.

                         PDC 1993-E LIMITED PARTNERSHIP
                      (A West Virginia Limited Partnership)

                             Statements of Cash Flows

                      Years Ended December 31, 1998, 1997 and 1996

                                                 1998         1997          1996
Cash flows from operating activities:
      Net income                             $  61,345       189,011      154,318
      Adjustments to reconcile net
       income to net cash
       provided from operating activities:
          Depreciation, depletion, and
           amortization                        304,961       335,185       378,867
          Changes in operating assets and
           liabilities:
            Decrease (increase) in
             accounts receivable - oil
             and gas revenues                   46,548         6,991         (473)
            (Decrease) increase
             in accrued expenses                (2,807)        3,473        4,711

            Net cash provided from
             operating activities              410,047       534,660      537,423

Cash flows from financing activities:
      Distributions to partners               (409,559)     (533,666)    (538,408)

            Net cash used by
             financing activities             (409,559)     (533,666)    (538,408)

Net increase (decrease) in cash                    488           994         (985)
Cash at beginning of period                      1,722           728        1,713
Cash at end of period                        $   2,210         1,722          728




See accompanying notes to financial statements.

                          PDC 1993-E LIMITED PARTNERSHIP
                       (A West Virginia Limited Partnership)

                           Notes to Financial Statements

                   Years Ended December 31, 1998, 1997 and 1996

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

        Oil and Gas Properties

        The Partnership follows the successful efforts method of accounting for the cost of exploring for and developing oil and gas reserves. Under this method, costs of development wells, including equipment and intangible drilling costs related to both producing wells and developmental dry holes, and successful exploratory wells are capitalized and amortized on an annual basis to operations by the units-of-production method using estimated proved developed reserves determined by the Managing General Partner's petroleum engineers at December 31, 1998, 1997 and 1996. If a determination is made that an exploratory well has not discovered economically producible reserves, then its costs are expensed as dry hole costs.

        The Partnership assesses impairment of capitalized costs of proved oil and gas properties by comparing net capitalized costs to undiscounted future cash flows on a field-by-field basis using expected prices. Prices utilized in each years calculation for measurement purposes and expected costs are held constant. If net capitalized costs exceed undiscounted future net cash flow, the measurement of impairment is based on estimated fair value which would consider future discounted cash flows.

        Based on the Managing General Partner's experience, management believes site restoration, dismantlement and abandonment costs, net of salvage to be immaterial in relation to operating costs. These costs are being expensed when incurred.

        Other Assets

        Other assets consist of costs incurred to organize the entity as a limited partnership. Other assets are fully amortized as of December 31, 1998.

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

(3)     Transactions with Managing General Partner and Affiliates

        The Partnership's transactions with the Managing General Partner include charges for the following:

                                           Years ended December 31,
                                       1998          1997           1996
        Lifting costs             $212,593       196,428         249,371
        Tax return preparation       3,610         3,600           3,610
        Direct administrative cost   2,183         1,366           1,851

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

(5)      Costs Relating to Oil and Gas Activities

         The Partnership is engaged solely in oil and gas activities, all of which are located in the continental United States. Information regarding aggregate capitalized costs and results of operations for these activities is located in the basic financial statements. Costs capitalized for these activities are presented below:

                                                    December 31,

                                                 1998         1997

         Lease acquisition costs             $  102,267      102,267
         Intangible development costs         5,022,812    5,022,812
         Well equipment                       1,990,304    1,990,304
                                             $7,115,383    7,115,383

(6)      Income Taxes

         As a result of the differences in the treatment of certain items for income tax purposes as opposed to financial reporting purposes, primarily depreciation, depletion and amortization of oil and gas properties and the recognition of intangible drilling costs as an expense or capital item, the income tax basis of oil and gas properties differs from the basis used for financial reporting
           purposes.   At December 31, 1998 and 1997, the income tax basis of
           the partnership's oil and gas properties was $546,346 and $723,978, respectively.

                        PDC 1993-E  LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                   Notes to Financial Statements, Continued


(7)      Supplemental Reserve Information (Unaudited)

         Proved reserves of the Partnership have been estimated by the Managing
           General Partner's petroleum engineers at December 31, 1998, 1997 and 1996. These reserves have been prepared in compliance with the Securities and Exchange Commission rules based on year end prices.
           A copy of the reserve report has been made available to all partners. All of the partnership's reserves are proved developed. An analysis of the change in estimated quantities of proved developed reserves is shown below:

                                                         Natural gas
                                                            (mcf)

        Proved developed reserves as of
         December 31, 1995                                5,324,320

        Revisions of previous estimates                    (314,378)
        Production                                         (265,803)

        Proved developed reserves as of
         December 31, 1996                                4,744,139

        Revisions of previous estimates                     486,295
        Production                                         (261,995)

        Proved developed reserves as of
         December 31, 1997                                4,968,439

        Revisions of previous estimates                    (147,138)
        Production                                         (235,249)

        Proved developed reserves as of
         December 31, 1998                                4,586,052
