Form 10-Q
period 1999-03-31
PDC 1993-E LIMITED PARTNERSHIP
filed 1999-05-12
CIK 921111

CONFORMED COPY





                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



           [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities and Exchange Act of 1934
                      For the period ended March 31, 1999

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


                                     INDEX



PART I - FINANCIAL INFORMATION                                    Page No.

  Item 1.  Financial Statements

           Balance Sheets - March 31, 1999 and December 31, 1998       1

           Statements of Operations -
            Three Months Ended March 31, 1999 and 1998                 2

           Statement of Partners' Equity -
            Three Months Ended March 31, 1999                          3

           Statements of Cash Flows -
            Three Months Ended March 31, 1999 and 1998                 4

           Notes to Financial Statements                               5

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         6

PART II    OTHER INFORMATION

  Item 1.  Legal Proceedings                                           8

  Item 6.  Exhibits and Reports on Form 8-K                            8

                        PDC 1993-E LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                                Balance Sheets

                     March 31, 1999 and December 31, 1998

           Assets                                    1999            1998
                                                (unaudited)

Current assets:
  Cash                                            $   2,661           2,210
  Accounts receivable - oil and gas revenues         45,331          86,558
           Total current assets                      47,992          88,768

Oil and gas properties,
 successful efforts method                        7,115,383       7,115,383
           Less accumulated depreciation,
            depletion, and amortization           1,785,722       1,726,380
                                                  5,329,661       5,389,003

                                                 $5,377,653       5,477,771

  Current Liabilities and Partners' Equity

Current liabilities:
  Accrued expenses                               $   25,970          30,893
           Total current liabilities                 25,970          30,893

Partners' equity                                  5,351,683       5,446,878
                                                 $5,377,653       5,477,771

See accompanying notes to financial statements.

                        PDC 1993-E LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                           Statements of Operations

                   Three Months Ended March 31, 1999 and 1998
                                  (Unaudited)

                                                     1999            1998

Revenues:
  Sales of oil and gas                            $ 81,841          139,726
  Transportation revenue                               993            1,581
  Interest income                                      492              647
                                                    83,326          141,954

Expenses:
  Lifting cost                                      42,899           50,553
  Direct administrative cost                            41               66
  Depreciation, depletion and amortization          59,342           72,947

                                                   102,282          123,566

           Net income (loss)                      $(18,956)          18,388


           Net income (loss) per limited and
             additional general partner unit      $    (55)              25

See accompanying notes to financial statements.

                        PDC 1993-E LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                         Statement of Partners' Equity

                       Three months ended March 31, 1999
                                  (Unaudited)



                                Limited and
                                additional       Managing
                                general partners general partner   Total

Balance, December 31, 1998         $4,909,378          537,500    5,446,878

Net income (loss)                     (20,291)           1,335      (18,956)
Distributions to partners             (62,516)         (13,723)     (76,239)

      Balance, March 31, 1999      $4,826,571          525,112    5,351,683

See accompanying notes to financial statements.

                        PDC 1993-E LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                           Statements of Cash Flows

                  Three months ended March 31, 1999 and 1998
                                  (Unaudited)

                                                      1999           1998

Cash flows from operating activities:
  Net income (loss)                               $(18,956)         18,388
  Adjustments to reconcile net income
    to net cash provided from
    operating activities:
      Depreciation, depletion,
       and amortization                             59,342          72,947
      Changes in operating assets
       and liabilities:
      Decrease in accounts receivable
           - oil and gas revenues                   41,227          36,786
      Decrease in accrued expenses                  (4,923)         (7,353)
          Net cash provided from
             operating activities                   76,690         120,768

Cash flows from financing activities:
  Distributions to partners                        (76,239)       (120,188)
           Net cash used
           by financing activities                 (76,239)       (120,188)

Net increase in cash                                   451             580
Cash at beginning of period                          2,210           1,722
Cash at end of period                             $  2,661           2,302

See accompanying notes to financial statements.

                        PDC 1993-E LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                        Notes to Financial Statements
                                  (Unaudited)



1.  Accounting Policies

    Reference is hereby made to the Partnership's Annual Report on Form 10-K for 1998, which contains a summary of significant accounting policies followed by the Partnership in the preparation of its financial statements. These policies were also followed in preparing the quarterly report included herein.

2.  Basis of Presentation

    The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

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


         The Partnership had net working capital at March 31, 1999 of $22,022.

         The Partnership's revenues from oil and gas will be affected by changes in prices. As a result of changes in federal regulations, gas prices are highly dependent on the balance between supply and demand. The Partnership's gas sales prices are subject to increase and decrease based on various market sensitive indices.

    Results of Operations

         Natural gas sales decreased 41.4% during the first quarter of 1999 compared to 1998 as a result of lower volumes of natural gas sold and lower average gas sales prices. While the Partnership experienced a net loss of $18,956, depreciation, depletion and amortization is a non-cash expense and therefore the Partnership distributed $76,239 to the partners during the first quarter of 1999.

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

         PDC has initiated formal communications with its significant suppliers and service providers to determine the extent to which PDC may be vulnerable to their failure to correct their own Year 2000 issues. It is expected that full identification will be completed by June 30, 1999. To the extent that responses to Year 2000 readiness are unsatisfactory, PDC intends to take appropriate action, including identifying alternative suppliers and service providers who have demonstrated Year 2000 readiness.

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

                         PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) None.

         (b) No reports on Form 8-K have been filed during the quarter ended March 31, 1999.



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


                                              PDC 1993-E Limited Partnership
                                                      (Registrant)

                                              By its Managing General Partner
                                              Petroleum Development Corporation




Date:  May 12, 1999                             /s/ Steven R. Williams
                                                    Steven R. Williams
                                                       President


Date:  May 12, 1999                             /s/ Dale G. Rettinger
                                                    Dale G. Rettinger
                                                 Executive Vice President
                                                     and Treasurer